Form 10-K
period 2016-12-31
COMM 2013-CCRE9 Mortgage Trust
filed 2017-03-22
CIK 1578533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the fiscal year ended December 31, 2016

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

New York
(State or other jurisdiction of
incorporation or organization of
the issuing entity)


46-3070240
46-3217991
46-6895937
(I.R.S. Employer
Identification Numbers)


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

EXPLANATORY NOTES

The Paramount Building Mortgage Loan, which constituted approximately
5.8% of the asset pool of the issuing entity as of its cut-off date, is an asset of the issuing entity and is part of a loan combination that includes the Paramount Building Mortgage Loan which is an asset of the issuing entity and one other pari passu loan, which is not an asset of the issuing entity. This loan combination, including the Paramount Building Mortgage Loan, is being serviced and administered pursuant to the Pooling and Servicing Agreement, which is incorporated by reference as Exhibit 4 to this Annual Report on Form 10-K. KeyBank National Association (as successor to
KeyCorp Real Estate Capital Markets, Inc.) is the master servicer under the Pooling and Servicing Agreement. The responsibilities of KeyBank National Association (as successor to KeyCorp Real Estate Capital Markets, Inc.), as primary servicer of the loan combination with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the Pooling and Servicing Agreement. Thus, the servicer compliance statement provided by KeyBank National Association (as successor to KeyCorp Real Estate
Capital Markets, Inc.), as master servicer under the Pooling and Servicing Agreement, encompasses its roles as both master servicer and primary servicer with respect to the loan combination.

U.S. Bank National Association acts as trustee of the mortgage loans serviced under the Pooling and Servicing Agreement. Pursuant to the Pooling and Servicing Agreement, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB. The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant's attestation report for the subject transaction. As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the mortgage loans serviced under the Pooling and Servicing Agreement have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.


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


Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to KeyBank National Association, as master servicer, and Deutsche Bank Trust Company Americas, as certificate administrator and custodian:

On February 23, 2016, a certificate holder of the J.P. Morgan Chase Commercial Mortgage Securities Trust, Series 2007-CIBC18 (the "Trust") filed suit in the Supreme Court of New York, County of New York, against KeyBank National Association and Berkadia Commercial Mortgage LLC (collectively, the "Servicers"). The suit was filed derivatively on behalf of the Trust. The action was brought in connection with the Servicers' determination of the fair value of a loan, secured by the Bryant Park Hotel in New York City, held by the Trust and sold to an assignee of the Trust's directing certificate holder, pursuant to an exercise of the fair value option set forth in the Pooling and Servicing Agreement governing the Trust. There can be no assurances as to the outcome of the action or the possible impact of the litigation on the Servicers. Both Servicers deny liability, believe that they performed their obligations in accordance with the terms of the Pooling and Servicing Agreement, and have contested the claims asserted against them, filing a motion to dismiss the case. On November 28, 2016, the Servicers' motion to dismiss was granted. The plaintiff certificate holder has filed a notice of appeal, and the appeal is pending.

Deutsche Bank Trust Company Americas ("DBTCA") and Deutsche Bank National Trust Company ("DBNTC") have been sued by investors in civil litigation concerning their role as trustees of certain RMBS trusts.

On June 18, 2014, a group of investors, including funds managed by Blackrock Advisors, LLC, PIMCO-Advisors, L.P., and others, filed a derivative action against DBNTC and DBTCA in New York State Supreme Court purportedly on behalf of and for the benefit of 544 private-label
RMBS trusts asserting claims for alleged violations of the U.S. Trust Indenture Act of 1939 (TIA), breach of contract, breach of fiduciary duty and negligence based on DBNTC and DBTCA's alleged failure to perform their duties as trustees for the trusts. Plaintiffs subsequently dismissed their state court complaint and filed a derivative and class action complaint in the U.S. District Court for the Southern District of New York on behalf of and for the benefit of 564 private-label RMBS trusts, which substantially overlapped with the trusts at issue in the state court action. The complaint alleges that the trusts at issue have suffered total realized collateral losses of U.S. $89.4 billion, but the complaint does not include a demand for money damages in a sum certain. DBNTC and DBTCA filed a motion to dismiss, and on January 19, 2016, the court partially granted the motion on procedural grounds: as to the 500 trusts that are governed by Pooling and Servicing Agreements, the court declined to exercise jurisdiction. The court did not rule on substantive defenses asserted in the motion to dismiss. On March 22, 2016, plaintiffs filed an amended complaint in federal court. In the amended complaint, in connection with 62 trusts governed by indenture agreements, plaintiffs assert claims for breach of contract, violation of the TIA, breach of fiduciary duty, and breach of duty to avoid conflicts of interest. The amended complaint alleges that the trusts at issue have suffered total realized collateral losses of U.S. $9.8 billion, but the complaint does not include a demand for money damages in a sum certain. On July 15, 2016, DBNTC and DBTCA filed a motion to dismiss the amended complaint. On January 23, 2017, the court granted in part and denied in part DBNTC and DBTCA's motion to dismiss. The court granted the motion to dismiss with respect to plaintiffs' conflict-of-interest claim, thereby dismissing it, and denied the motion to dismiss with respect to plaintiffs' breach of contract claim (except as noted below) and claim for violation of the TIA, thereby allowing those claims to proceed. On January 26, 2017, the parties filed a joint stipulation and proposed order dismissing plaintiffs' claim for breach of fiduciary duty. On January 27, 2017, the court entered the parties' joint stipulation and ordered that plaintiffs' claim for breach of fiduciary duty be dismissed. On February 3, 2017, following a hearing concerning DBNTC and DBTCA's motion to dismiss on February 2, 2017, the court issued a short form order dismissing (i) plaintiffs' representation and warranty claims as to 21 trusts whose originators and/or sponsors had entered bankruptcy and the deadline for asserting claims against such originators and/or sponsors had passed as of 2009 and (ii) plaintiffs' claims to the extent they were premised upon any alleged pre-Event of Default duty to terminate servicers. Discovery is ongoing.

On March 25, 2016, the BlackRock plaintiffs filed a state court action against DBTCA in the Superior Court of California, Orange County with respect to 513 trusts. On May 18, 2016, plaintiffs filed an amended complaint with respect to 465 trusts, and included DBNTC as an additional defendant. The amended complaint asserts three causes of action: breach of contract; breach of fiduciary duty; and breach of the duty to avoid conflicts of interest. Plaintiffs purport to bring the action on behalf of themselves and all other current owners of certificates in the 465 trusts. The amended complaint alleges that the trusts at issue have suffered total realized collateral losses of U.S. $75.7 billion, but does not include a demand for money damages in a sum certain. On August 22, 2016, DBNTC and DBTCA filed a demurrer as to Plaintiffs' breach of fiduciary duty cause of action and breach of the duty to avoid conflicts of interest cause of action and motion to strike as to Plaintiffs' breach of contract cause of action. On October 18, 2016, the court granted DBNTC and DBTCA's demurrer, providing Plaintiffs with thirty days' leave to amend, and denied DBNTC and DBTCA's motion to strike. Plaintiffs did not further amend their complaint and, on December 19, 2016, DBNTC and DBTCA filed an answer to the amended complaint. Discovery is ongoing.

On December 30, 2015, IKB International, S.A. in Liquidation and IKB Deutsche Industriebank A.G. (collectively, "IKB"), as an investor in 37 RMBS trusts, filed a summons with notice in the Supreme Court of the State of New York, New York County, against DBNTC and DBTCA as trustees of the trusts. On May 27, 2016, IKB served its complaint asserting claims for breach of contract, breach of fiduciary duty, breach of duty to avoid conflicts of interest, violation of New York's Streit Act, violation of the Trust Indenture Act, violation of Regulation AB, and violation of Section 9 of the Uniform Commercial Code. IKB alleges that DBNTC and DBTCA are liable for over U.S. $268 million in damages. On October 5, 2016, DBNTC and DBTCA, together with several other trustees defending lawsuits by IKB, filed a joint motion to dismiss. On January 6, 2017, IKB filed a notice of discontinuance, voluntarily dismissing with prejudice all claims as to three trusts. As of January 17, 2017, DBNTC and DBTCA's motion to dismiss has been briefed and is awaiting decision by the court. Certain limited discovery is permitted to go forward while the motion to dismiss is pending.

It is DBTCA's belief that it has no pending legal proceedings (including, based on DBTCA's present evaluation, the litigation disclosed in the foregoing paragraphs) that would materially affect its ability to perform its duties as Certificate Administrator and Custodian under the Pooling and Servicing Agreement for this transaction.


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


PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) The following is a list of documents filed as part of this Annual Report on Form 10-K:
(1) Not applicable
(2) Not applicable
(3) See below

4 Pooling and Servicing Agreement, dated as of July 1, 2013, by and among Deutsche Mortgage & Asset Receiving Corporation, as Depositor, KeyCorp Real Estate Capital Markets, Inc, as Master Servicer, Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer, U.S. Bank National Association, as Trustee, Deutsche Bank Trust Company Americas, as Certificate Administrator, Paying Agent and Custodian, and Park Bridge Lender Services LLC, as Operating Advisor (filed as Exhibit 4.1 to the registrant's Current Report on Form 8-K/A filed on October 30, 2013 under Commission File No. 333-184376-05 and incorporated by reference herein).


31      Rule 13a-14(d)/15d-14(d) Certifications.


33 Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1 KeyBank National Association (as successor to KeyCorp Real Estate Capital Markets, Inc.), as Master Servicer

33.2 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer

33.3    U.S. Bank National Association, as Trustee (Omitted. See Explanatory
        Notes.)

33.4 Deutsche Bank Trust Company Americas, as Certificate Administrator and Custodian

33.5    Park Bridge Lender Services LLC, as Operating Advisor

33.6 KeyBank National Association (as successor to KeyCorp Real Estate Capital Markets, Inc.), as Primary Servicer of the Paramount Building Mortgage Loan (see Exhibit 33.1)

33.7 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Paramount Building Mortgage Loan
        (see Exhibit 33.2)

33.8 U.S. Bank National Association, as Trustee of the Paramount Building Mortgage Loan (Omitted. See Explanatory Notes.)

33.9 Deutsche Bank Trust Company Americas, as Certificate Administrator and Custodian of the Paramount Building Mortgage Loan
        (see Exhibit 33.4)

33.10 Park Bridge Lender Services LLC, as Operating Advisor of the Paramount Building Mortgage Loan (see Exhibit 33.5)


34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1 KeyBank National Association (as successor to KeyCorp Real Estate Capital Markets, Inc.), as Master Servicer

34.2 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer

34.3    U.S. Bank National Association, as Trustee (Omitted. See Explanatory
        Notes.)

34.4 Deutsche Bank Trust Company Americas, as Certificate Administrator and Custodian

34.5    Park Bridge Lender Services LLC, as Operating Advisor

34.6 KeyBank National Association (as successor to KeyCorp Real Estate Capital Markets, Inc.), as Primary Servicer of the Paramount Building Mortgage Loan (see Exhibit 34.1)

34.7 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Paramount Building Mortgage Loan
        (see Exhibit 34.2)

34.8 U.S. Bank National Association, as Trustee of the Paramount Building Mortgage Loan (Omitted. See Explanatory Notes.)

34.9 Deutsche Bank Trust Company Americas, as Certificate Administrator and Custodian of the Paramount Building Mortgage Loan
        (see Exhibit 34.4)

34.10 Park Bridge Lender Services LLC, as Operating Advisor of the Paramount Building Mortgage Loan (see Exhibit 34.5)


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

35.6 Deutsche Bank Trust Company Americas, as Certificate Administrator of the Paramount Building Mortgage Loan (see Exhibit 35.3)


99.1 Mortgage Loan Purchase Agreement, dated as of July 1, 2013, between German American Capital Corporation and Deutsche Mortgage & Asset Receiving Corporation (filed as Exhibit 99.2 to the registrant's Current Report on Form 8-K/A filed on October 30, 2013 under Commission File No. 333-184376-05 and incorporated by reference herein)

99.2 Mortgage Loan Purchase Agreement, dated as of July 1, 2013, between Cantor Commercial Real Estate Lending, L.P. and Deutsche Mortgage & Asset Receiving Corporation (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K/A filed on October 30, 2013 under Commission File No. 333-184376-05 and incorporated by reference herein)

99.3 Mortgage Loan Purchase Agreement, dated as of July 1, 2013, between UBS Real Estate Securities Inc. and Deutsche Mortgage & Asset Receiving Corporation (filed as Exhibit 99.3 to the registrant's Current Report on Form 8-K/A filed on October 30, 2013 under Commission File No. 333-184376-05 and incorporated by reference herein)

99.4 Mortgage Loan Purchase Agreement, dated as of July 1, 2013, between KeyBank National Association and Deutsche Mortgage & Asset Receiving Corporation (filed as Exhibit 99.4 to the registrant's Current Report on Form 8-K/A filed on October 30, 2013 under Commission File No. 333-184376-05 and incorporated by reference herein)

(b)     The exhibits required to be filed by the Registrant pursuant to
        Item 601 of Regulation S-K are listed above and in the Exhibit Index that immediately follows the signature page hereof.

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

Date: March 22, 2017


/s/ Natalie Grainger
Natalie Grainger, Director

Date: March 22, 2017